Form 10QSB
period 2005-03-31
PRIMA EAST WEST MODEL MANAGEMENT INC
filed 2005-05-25
CIK 1318387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005
                          Commission File No. 000-51178

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.
        (Exact name of small business issuer as specified in its charter)

              CALIFORNIA                                    95-4254924
    ------------------------------                   -------------------------
   (State or other jurisdiction of                   (I.R.S. Empl. Ident. No.)
    incorporation or organization)


                               8618 W. 3rd Avenue
                             Los Angeles, California
                                      90048
 ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 396-1691
               --------------------------------------------------
                           (Issuer's telephone number)

         The number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2005 are as follows:

        Class of Securities                            Shares Outstanding
    --------------------------                 -------------------------------
  Common Stock, $0.001 par value                           137,322

Transitional Small Business Disclosure Format (check one):  Yes [_]   No [X]

      Item 1.     FINANCIAL STATEMENTS

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                                 BALANCE SHEETS

                                                                          March 31
                                                                           2005
                                                                        (unaudited)
                                                                        -----------
                                     ASSETS
CURRENT ASSETS

       Cash and cash equivalents                                        $        --
       Accounts receivable, net of allowance for bad debts of $32,000       106,416
       Prepaid expenses and other current assets                             15,060
                               TOTAL CURRENT ASSETS                         121,476
PROPERTY AND EQUIPMENT, NET OF
       ACCUMULATED DEPRECIATION AND AMORTIZATION                              6,061
SECURITY DEPOSITS                                                             3,501
TOTAL ASSETS                                                            $   131,038
                                                                        ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

       Accounts payable - talent                                        $   222,991
                        - other                                               8,042
       Accrued expenses                                                       8,392
       Due to related party                                                 359,756
                               TOTAL CURRENT LIABILITIES                    599,181

OTHER LIABILITIES

       Due to officer                                                       403,620
                               TOTAL OTHER LIABILITIES                      403,620

STOCKHOLDERS' DEFICIENCY

       Common stock (no par value, 1,000,000 Shares authorized,
         137,322 Shares issued and outstanding)                           3,075,364
       Accumulated deficit                                               (3,947,127)
                               TOTAL STOCKHOLDERS' DEFICIENCY              (871,763)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $   131,038
                                                                        ===========

                       See notes to financial statements.

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                            STATEMENTS OF OPERATIONS

                                                    Three Months Ended    Nine Months Ended
                                                    -------------------   -------------------
                                                    March 31   March 31   March 31   March 31
                                                      2005       2004       2005       2004
                                                    --------   --------   --------   --------
REVENUE:
     Management fees, net                           $ 77,898   $107,982   $254,302   $248,785
                                                    --------   --------   --------   --------
OPERATING EXPENSES:

     Selling, general and administrative expenses     72,679     75,673    223,396    235,548
     Depreciation and amortization                       518        406      1,525        406
     Interest expense                                    751        751      2,252      2,252
                                                    --------   --------   --------   --------
         TOTAL OPERATING EXPENSES                     73,948     76,830    227,173    238,206
                                                    --------   --------   --------   --------
NET INCOME (LOSS)                                   $  3,950   $ 31,152   $ 27,129   $ 10,579
                                                    ========   ========   ========   ========

NET PROFIT PER SHARE -                              $   0.03   $   0.23   $   0.20   $   0.08
     Basic and Diluted

WEIGHTED AVERAGE SHARES OUTSTANDING -                137,322    137,222    137,222    137,222
     Basic and Diluted

                       See notes to financial statements.

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                             STATEMENT OF CASH FLOWS

                                                              Nine Months       Nine Months
                                                               March 31           March 31
                                                                2005               2004
                                                             (unaudited)        (unaudited)
                                                             -----------        ----------
OPERATING ACTIVITIES:
     Net income (loss)                                         $ 27,129          $ 10,579
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
         Depreciation                                             1,525               406
     Changes in operating assets and liabilities:
         Accounts receivable                                     42,990           (14,486)
         Prepaid expenses and other current assets               (8,599)                0
         Security deposits                                                          3,380
         Accounts payable - talent                              (54,022)           64,840
                          - other                               (28,965)            2,293
         Accrued expenses                                         2,251            (2,608)
                                                               --------          --------
NET CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES                                            (17,691)           64,404
                                                               --------          --------
INVESTING ACTIVITIES:
     Acquisition of property and equipment                       (1,023)           (6,868)
                                                               --------          --------
NET CASH USED IN INVESTING ACTIVITIES                            (1,023)           (6,868)
                                                               --------          --------
FINANCING ACTIVITIES
     Advances from officer's loans                                                  5,390
     Advances from related parties                               18,714           (62,925)
                                                               --------          --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                 18,714           (57,535)
                                                               --------          --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     --                --
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        --                --
CASH AND CASH EQUIVALENTS - END OF YEAR                        $     --          $     --
                                                               ========          ========

                       See notes to financial statements.

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

1.    BUSINESS DESCRIPTION

      Prima Eastwest Model Management, Inc. ("Prima" or "the Company") was incorporated under the laws of the State of California on March 22, 1989. In February 1996 Prima was acquired by Diva Entertainment, Inc., a Florida corporation ("Diva Florida") which was then a wholly-owned subsidiary of J.R. Consulting, Inc., a Nevada corporation. In April 1999 Diva Florida was acquired by Diva Entertainment, Inc., a Delaware Corporation ("Diva Delaware") and Diva Florida became a wholly-owned subsidiary of Diva Delaware. On May 27, 2004 Diva Florida declared a dividend to its sole stockholder, Diva Delaware, of all of the issued and outstanding shares of Prima that were then held by Diva Florida. Thereafter, on the same date, Diva Delaware declared a dividend of ninety percent of the Prima stock held by it to the common stockholders of Diva Delaware on a pro-rata basis, and also declared a dividend of the remaining ten percent of the Prima stock held by it to the preferred stockholders of Diva Delaware on a pro-rata basis.

      Successful operations are subject to certain risks and uncertainties including, among others, all the problems, expenses, delays and other risks inherent in developing and expanding the Company's client base, actual and potential competition by entities with greater financial resources, experience and market presence than the Company. Further risks and uncertainties relate to the ability of the Company to generate sufficient revenue and obtain financing and additional equity.

      Losses from operations over the past several years have adversely affected the Company's liquidity. The Company also plans to continue to expand its customer base and reduce operating expenses. Although there can be no assurance that these measures will be successful, the Company believes that future operations will provide sufficient liquidity to fund current operations.

2.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of March 31, 2005 and the results of operations and cash flows for the three and nine month periods ended March 31, 2005 and 2004 have been included and that the disclosures are adequate to make the information presented not misleading.

3.    USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

      The preparation of financial statements in conformity with accounting principles generally accepted in the Untied States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

      The Company estimates an allowance for doubtful accounts based on the credit-worthiness of its customers, as well as general economic conditions. Consequently, an adverse change in those conditions could affect the Company's estimate.

4.    RELATED PARTY TRANSACTIONS

      DUE TO OFFICER

      The amounts due to an officer of the Company represent advances made by the officer. The advances are secured by a lien on all assets of the Company and are evidenced by a series of promissory notes which bear interest at 3% per annum. The loans are due July 3, 2005.

      DUE TO RELATED PARTY

      The amounts due to a related party represent net advances made to the Company. The advances are secured by a lien on all assets of the Company and are evidenced by a series of promissory notes. The loans are due July 3, 2005.

5.    GOING CONCERN

      As shown in the accompanying financial statements, as of March 31, 2005, the Company's current liabilities exceeded its current assets by $477,705 and its total liabilities exceeded its total assets by $871,763. These factors, among others, indicate that the Company may be unable to continue existence as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                           FORWARD-LOOKING STATEMENTS

This report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," "may," or similar terms. These statements appear in a number of places in this registration statement and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and
(iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our need for additional capital, our history of losses, the fact that our sole officer and director exerts significant control over us, the intense competition we face in our business, the fact that our stock is a "penny stock" and the other material risks described under "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Risk Factors". The accompanying information contained in this report identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Overview

We are in the business of representing talent, including professional fashion models, commercial actors and theatrical actors. We have operated as a Los Angeles based talent agency since 1989. Since 1998, we have been affiliated with Q Management, Inc., a New York-based agency which operated a business similar to ours, albeit on a larger scale. More information on Q Management and us can be found at their website, www.qmodels.com. We do not have operations in any other location.

Our principal business is to represent and market talent and to book engagements for such talent with client companies which require their services. While the market for talent is very large, the business of talent agencies is highly competitive and tends to be dominated by certain very large national agencies. Our business is also driven by the overall demand in the marketplace for talent, which tends to fluctuate based on the economy and overall world events and affairs. While there exist opportunities to expand the business by increasing our base of talent, such increases are constrained by our lack of capital. Our business attracts new talent largely by word of mouth and reputation and we do not have the resources to advertise or engage in significant marketing activities.

Our industry has established certain standards, which all agencies generally follow. Our principal business is booking the talent we represent for jobs with client companies. Talent is either booked directly with a client or we book talent through another agency. For work booked directly with the client we generally earn a commission of approximately 33-40% based on the total compensation paid to the talent. Under this structure, we retain approximately 20% of the total gross amount paid to the talent and receive payment in an amount equal to approximately 20% of such gross amount directly paid by the client. We only book as revenues the net amount which we receive on account of our fees. Our talent can also be booked through another agency. When our talent is booked through other agencies, the two agencies enter into a commission-sharing agreement where we generally receive approximately 5-10% of the gross amount paid to the talent. Where the talent booking is covered by the Screen Actors' Guild, we generally receive a fee of approximately 10% of the gross amount paid to the talent.

Results of Operations

Comparison of Third Fiscal Quarter of 2005 and 2004

The following table summarizes the results of our operations during the fiscal quarter ended March 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the third quarter of 2005 to the third quarter of 2004.

                                                                                              Percentage
                                                                            Increase          Increase
Line Item                            3/31/05            3/31/04             (Decrease)        (Decrease)
---------                            -------            -------             ----------        ----------
Revenues                             77,898             107,982             (30,084)          (28%)
Net Income (Loss)                    3,950              31,152              (27,202)          (87%)
Operating Expenses                   73,948             76,830              (2,882)           (4%)
Earnings (Loss) per common share     $0.03              $0.23               ($0.18)           (78%)

For the three months ended March 31, 2005, we had revenues of $77,898 compared to revenues of 107,982 during the three months ended March 31, 2004. This $30, 084 or 28% decrease in revenues is attributable to a decrease in talent bookings during the quarter and seasonality of the business.

We incurred net income of $3,950 for the third quarter of 2005 as compared to a net income of $31,152 for the third quarter of 2004. The $27,202 decrease in net income during the three month period ended March 31, 2005 as compared to the same period of last year is also primarily attributable to a decrease in talent bookings during the quarter.

Our operating expenses during the third quarter of fiscal year 2005 were $73,948 which was relatively unchanged compared to 76,830 during the same period of 2004.

Profit per common share for the three months ended March 31, 2005 was $ 0.03 as compared to $ 0.23 for the same period of the prior fiscal year. This decrease in profit per common share of $0.18 or 78% is attributable to the factors described above.

Comparison of Nine Months Ended March 31, 2005 compared to the Nine Months Ended March 31, 2004

The following table summarizes the results of our operations during the nine months ended March 31, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004.

                                                                                              Percentage
                                                                            Increase          Increase
Line Item                            3/31/05            3/31/04             (Decrease)        (Decrease)
---------                            -------            -------             ----------        ----------
Revenues                             254,302            248,785             5,517             2%
Net Income (Loss)                    27,129             10,579              16,550            156%
Operating Expenses                   227,173            238,206             (11,033)          (5%)
Earnings (Loss) per common share     $0.20              $0.08               $0.12             150%

For the nine months ended March 31, 2005, we had revenues of $254,302 compared to revenues of 248,785 during the nine months ended March 31, 2004. Our revenues were relatively unchanged from period to period.

We incurred net income of $27,129 for the nine months ended March 31, 2005 as compared to a net income of $10,579 for the nine months ended March 31, 2004. The $16,550 increase in net income during the nine months ended March 31, 2005 as compared to the same period of last year is primarily attributable to a slight increase in talent bookings and a decrease in operating expenses.

Our operating expenses during the nine months ended March 31, 2005 were $227,173 as compared to 238,206 during the same period of 2004. This decrease in operating expenses of $11,033 or 5% was due to outsourcing certain functions to Q Management, Inc.

Profit per common share for the nine months ended March 31, 2005 was $0.20 as compared to $0.08 for the same period of the prior fiscal year. This increase in profit per common share of $0.12 or 150% is attributable to the factors described above.

Liquidity and Capital Resources

General

As of March 31, 2005, we had $0 in cash and cash equivalents and a working capital deficit of $477,705. We used $17,691 in operating activities for the nine month period ended March 31, 2005. Our current monthly operating costs are approximately $24,500.

Historically, we have depended on loans from our principal shareholders and their affiliated companies (such as Q Management, Inc.) to provide us with working capital as required. While we do not maintain any available lines of credit or other commitments of any kind from any financial institutions or third parties, Q Management, Inc. does maintain a working capital facility and from time to time utilizes that facility for our operations. Neither Q Management nor our stockholders are obligated to make any loans or advances to us and there can be no assurance that Q Management or our stockholders will continue making loans or advances to us in the future. As of March 31, 2005, we owed approximately $763,376 in the aggregate to our stockholders and other related parties. The shareholder loans are booked as long-term liabilities and the other related party loans are booked as current liabilities which are payable on demand.

To fully implement our business and strategic plans, we will require the availability of additional working capital, which we may seek to raise through offerings of securities, loans from banks or other financial institutions or through additional loans from our stockholders and Q Management or other sources. We have no funding commitments from any third parties. Additional financing may not be available when needed or on the terms acceptable to us. Unavailability of financing may require us to delay, scale back or eliminate certain plans.

Cash Flow Analysis

For the nine months ended March 31, 2005 and March 31, 2004, our operating activities used $17,691 and generated $64,404 in cash, respectively. This change in cash flow generated from operations is primarily attributable to a decrease in accounts payable which is only partially offset by an increase in accounts receivable.

For the nine months ended March 31, 2005 our financing activities provided $18,714 in cash and for the nine months ended March 31, 2004 our financing activities used $57,537 of cash, respectively.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. As such, no specific Critical Accounting Policies have been identified.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Risk Factors Affecting Our Business

There are several material risks associated with Prima. You should carefully consider the risks and uncertainties described below, which constitute all of the material risks relating to Prima. If any of the following risks are realized, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

FINANCIAL RISKS

We don't have any cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our aspects of our business plan.

As of March 31, 2005, we had no cash available to fund our operations. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders and their affiliates. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our business plan. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

We have a history of losses or minimal profitability.

We have incurred substantial accumulated deficits during the time we have operated the business ($3,947,127 as of March 31, 2005) and achieved net income of only $30,799 for fiscal year ended June 30, 2004 and a net loss of $(20,864) in the fiscal year ended June 30 2003. There can be no assurance that we will be profitable in the future.

CONCENTRATED CONTROL RISKS

Fountainhead Investments, Inc., which is controlled by Mr. Zachariou, currently owns 75.16% of the outstanding common stock and he is our only officer and director. He therefore has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. He is in a position to elect all of our directors and to dictate all of our policies.

We do not currently have an employment agreement with Mr. Zachariou or key man insurance on the life of Mr. Zachariou. Our future success will depend in significant part on our ability to retain and hire key management personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel.

RISKS RELATING TO OUR BUSINESS

We face intense competition and may not be able to compete successfully.

Competition is intense in our business. Many of our competitors and potential competitors have substantially greater financial and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot assure you that we will be able to compete successfully against current or future competitors or that the competitive pressures we will face will not harm our business.

Our auditor has expressed substantial doubt about the continuing operation of our business.

The audit report of our independent auditor for the fiscal year ended June 30, 2004 indicates that we have suffered recurring losses from operations and that we have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. As of June 30, 2004 the Company's current liabilities exceeded its current assets by $505,313 and its total liabilities exceeded its total assets by $898,892. These factors, among others, indicate that the Company may be unable to continue existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to exist will depend on obtaining profitability and positive cash flow from ongoing operations, and maintaining and increasing existing credit facilities or raising additional capital.

MARKET RISKS

There is currently no market in our stock, and as a thinly-capitalized company, there is no guarantee that there will ever be any efficient market in our stock.

If a market in our stock is ever developed, our stock price may become highly volatile and the stock may be considered a penny stock. The likely market for our stock would be the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") or the "pink sheets." Many of the securities traded in these marketplaces are subject to significant volatility.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Peter Zachariou, our sole officer and director, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Zachariou concluded that as of March 31, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBITS.

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  May 25 , 2005

                          PRIMA EASTWEST MODEL MANAGEMENT, INC.

                     By: /s/ Peter Zachariou
                        -------------------------------------
                        Name:  Peter Zachariou
                        Title: Chief Executive Officer, Chairman of the Board of
                               Directors, Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit
Number             Description
------             -----------

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.