Form 10QSB/A
period 2005-03-31
PRIMA EAST WEST MODEL MANAGEMENT INC
filed 2005-08-09
CIK 1318387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT No. 1
                                       TO
                                  FORM 10-QSB/A

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

5. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


         The major components of selling, general and administrative expenses are as follows:


                                         9 Months Ended March 31, 2005          9 Months Ended March 31, 2004
                                         -----------------------------          -----------------------------
        Salaries and benefits                          $162,062                               $145,531
        Rent                                              8,605                                 33,154
        Telephone                                         7,772                                 12,372
        Professional fees                                 5,005                                      -
        All other SG&A                                   39,952                                 44,446

6. GOING CONCERN

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

                                                                                              Percentage
                                                                            Increase          Increase
Line Item                            3/31/05            3/31/04             (Decrease)        (Decrease)
----------                            -------            -------             ----------        -------
Revenues                             77,898             107,982             (30,084)          (28%)
Net Income (Loss)                    3,950              31,152              (27,202)          (87%)
Operating Expenses                   73,948             76,830              (2,882)           (4%)
Earnings (Loss) per common share     $0.03              $0.23               ($0.18)           (78%)

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

                                                                                              Percentage
                                                                            Increase          Increase
Line Item                            3/31/05            3/31/04             (Decrease)        (Decrease)
----------                            -------            -------             ----------        -------
Revenues                             254,302            248,785             5,517             2%
Net Income (Loss)                    27,129             10,579              16,550            156%
Operating Expenses                   227,173            238,206             (11,033)          (5%)
Earnings (Loss) per common share     $0.20              $0.08               $0.12             150%


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

DATED:  August 8, 2005

                          PRIMA EASTWEST MODEL MANAGEMENT, INC.

                     By: /s/ Peter Zachariou
                        -------------------------------------
                        Name:  Peter Zachariou
                        Title: Chief Executive Officer, Chairman of the Board of
                               Directors, Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit
Number             Description
- ------             -----------

31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.