Form 10KSB
period 2005-06-30
PRIMA EAST WEST MODEL MANAGEMENT INC
filed 2005-09-28
CIK 1318387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005

                          Commission File No. 000-51178

                      Prima Eastwest Model Management, Inc.
                 (Name of Small Business Issuer in its Charter)

               California                                95-4254924
----------------------------------------    ------------------------------------
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

            8618 W 3rd Street
        Los Angeles, California                            90048
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                (Zip code)

                                 (310) 396-1691
                     -------------------------------------
                           (Issuer's Telephone Number)


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

There are no quoted prices for the shares of registrant and therefore the aggregate market value of the common stock held by non-affiliates of the registrant cannot be calculated as of the date of this Report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No.

State issuer's revenues for the most recent fiscal year:   $393,488.00

The number of shares outstanding of each of the issuer's classes of common equity, as of September 1, 2005 are as follows:

            Class of Securities                 Shares Outstanding
         --------------------------      -------------------------------
       Common Stock, $0.001 par value                 137,322

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS

ITEM 2.   DESCRIPTION OF PROPERTIES

ITEM 3.   LEGAL PROCEEDINGS

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8a   CONTROLS AND PROCEDURES

                                 PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.  EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.  EXHIBITS

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

INDEX TO EXHIBITS

                           FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," "may," or similar terms. These statements appear in a number of places in this annual report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things:(i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, our need for additional capital, our history of losses, the fact that our sole officer and director exerts significant control over us, the intense competition we face in our business, the fact that our stock is a "penny stock" and the other material risks described under "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION- Risk Factors". The accompanying information contained in this annual report, including, without limitation, the information set forth under the heading "Risk Factors" and in "ITEM 1. DESCRIPTION OF BUSINESS" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

Background

Our corporate name is Prima EastWest Model Management, Inc. (Prima). We were incorporated under the laws of the State of California on March 22, 1989. On February 26, 1996, Prima merged with PEMM Acquisition Corporation, a California corporation, which was a wholly-owned subsidiary of J.R. Consulting, Inc., a Nevada corporation ("J.R."). At the time of the merger, J.R. was a holding company which held investments in the electrical accessories industry. As a consequence of such merger, Prima became a wholly-owned subsidiary of J.R. In January 1998, J.R. formed another modeling agency in New York, Q Management, Inc. In April 1998, J.R. formed Diva Entertainment, Inc., a Florida corporation ("Diva Florida") as a wholly-owned subsidiary and transferred all of its interest in Prima and Q Management to Diva Florida. The sole business of Diva Florida was the operation of modeling agencies.

On April 28, 1999, but effective as of April 1, 1999, Quasar Projects Company ("Quasar") acquired by reverse subsidiary merger Diva Florida, with Quasar being the surviving company and Diva Florida became a wholly-owned subsidiary of Quasar. Quasar was later renamed Diva Entertainment, Inc., a Delaware corporation ("Diva Delaware"). The sole business of Diva Delaware was the operation of modeling agencies. Quasar was a shell company prior to its merger with Diva Florida. Quasar had first become a reporting company when it filed its Form 10-SB registration statement on February 24, 1994. Diva Florida was never, itself, a public reporting company. At the time of the acquisition of Diva Florida through the reverse subsidiary merger, Quasar had 310 stockholders of record and Diva Florida had one stockholder of record. In connection with the reverse subsidiary merger, 4,225,000 shares of Diva Delaware were issued to the sole stockholder of Diva Florida as merger consideration. At the time that Quasar merged with Diva Florida, Peter Zachariou controlled J.R. and Jehu Hand controlled Quasar Projects Company.

In April of 2004, management of Diva Delaware engaged in discussions with management and controlling stockholders of Tactica International Inc., a Nevada corporation ("Tactica"). Tactica desired to become a public reporting company through a reverse acquisition transaction with Diva Delaware. At the time of these discussions, Tactica disclosed to Diva Delaware that it had revenues of approximately $6,600,000 for the three month period ended May 31, 2004 (or annualized projected revenues of approximately $24,000,000) compared to Diva Delaware's revenues of only $478,000 for the three month period ended March 31, 2004. After being approached by Tactica, the board of directors of Diva Delaware convened a meeting and discussed the pros and cons of effecting a reverse acquisition transaction with Tactica. The board of directors of Diva Delaware determined that it was in the best interests of Diva Delaware to go forward with the reverse acquisition transaction so that the stockholders of Diva Delaware could participate in the potential appreciation of Diva Delaware after the acquisition of the consumer products business of Tactica. Tactica was not willing to go forward with the reverse acquisition unless Diva Delaware agreed to spin off its existing talent management business and become a shell company. At that time, the board of directors also determined that it could allow the stockholders to continue to participate in their investment in a talent management company (which was Diva Delaware prior to the reverse acquisition), by spinning off Prima to those stockholders. The board decided not to spin off Q Management at the time because Q Management was involved in litigation and its value was potentially impaired.

Pursuant to a Securities Purchase Agreement and Plan of Reorganization, dated as of June 11, 2004 (the "Securities Purchase Agreement"), Diva Delaware acquired all of the issued and outstanding shares of Tactica in exchange for shares of common stock and convertible preferred stock of Diva Delaware. In accordance with the Securities Purchase Agreement, (i) Tactica exchanged all of its issued and outstanding shares of common stock for shares of common stock and convertible preferred stock of Diva Delaware as set forth below, (ii) the shareholders of Tactica became the controlling stockholders of Diva Delaware and
(iii) Tactica became a wholly owned subsidiary of Diva Delaware (the "Transaction"). The Transaction closed as of June 11, 2004. As a part of the Transaction, the surviving corporation, Diva Delaware, changed its name to IGIA, Inc. At the Closing of the Transaction, Diva Delaware issued the following shares to the stockholders of Tactica and certain parties designated by Tactica:

      1) 12,400,000 newly-issued shares of its common stock, and

      2) 261,000 newly-issued shares of Diva Delaware's newly-designated Series E Redeemable Convertible Preferred Stock, which automatically converted into 26,100,000 newly-issued shares of Diva Delaware's common stock upon the stockholders' approval of an amendment to Diva Delaware's Certificate of Incorporation to increase Diva Delaware's authorized shares of common stock from 20,000,000 to 100,000,000 shares.

As a result of the Transaction, former shareholders of Tactica currently hold approximately 76 % of the outstanding voting power of Diva Delaware.

To satisfy a condition to the Securities Purchase Agreement and Plan of Reorganization dated as of June 11, 2004, on May 27, 2004, the board of directors of Diva Florida declared a dividend to its sole stockholder, Diva Delaware, of all of the issued and outstanding shares of Prima that were then held by Diva Florida. Thereafter, on the same date, Diva Delaware declared a dividend of ninety percent of the Prima stock held by it to the common stockholders of Diva Delaware on a pro rata basis and also declared a dividend of the remaining ten percent of the Prima stock held by it to the preferred stockholders of Diva Delaware on a pro rata basis. All of the issued and outstanding stock of Prima is currently held by such shareholders.

In connection with the April 1999 merger of Diva Florida into Quasar (later renamed Diva Delaware), Diva Delaware issued 4,225,000 of its shares to J.R., which later changed its name to Providential Holdings, Inc. On June 30, 2000, Providential sold all of its holdings in Diva Delaware to Havilland Limited, a company controlled by Peter Zachariou. Havilland later transferred these shares to Fountainhead Investments, Inc., a company also controlled by Peter Zachariou.

As noted above, the board of directors of Diva Delaware believed that the opportunity to acquire Tactica represented an excellent economic opportunity for the stockholders of Diva Delaware. The board further believed that the public reporting status of the talent management business of Diva Delaware would not be lost because the board intended (and did) spin off such business and filed a Form 10SB Registration Statement on March 1, 2005. The Company elected to file the Form 10-SB registration statement on a voluntary basis in order to register its common stock under Section 12(g) of the Securities Exchange Act of 1934. The Company made the filing because it is interested in seeking publication of quotations for its common stock on the OTC Bulletin Board and being a reporting company under the Securities Exchange Act of 1934 as a prerequisite to such publication.

General

We are in the business of representing talent including professional fashion models, commercial actors and theatrical actors. While we have operated as a Los Angeles based talent agency since 1989, we are affiliated with Q Management, Inc. ("Q"), a larger agency located in New York, NY. Our principal shareholder is also the principal shareholder of Q and Prima are affiliated because both companies are under the common control of Peter Zachariou. Mr. Zachariou indirectly owns 100% of Q and he indirectly owns 75.16% of Prima. While we are independent companies, we operate under the name "Q Management" and effectively serve as the west coast office of Q.

Certain of our back-office functions are also performed by Q and the companies are jointly advertised to the public and share a website at www.qmodels.com. On June 2, 2005, we entered into a Management Services Agreement with Q Management. Pursuant to the Management Services Agreement, we engaged Q Management to provide us with management services, including (a) senior management oversight services, (b) financial and accounting servicesconsisting of management oversight of Prima's operations by Jeff Kolsrud, an employee of Q, who is available to Prima for an allocated portion of his business time, which allocated portion of time will generally not exceed ten hours per week, (c) use of the Q Management name, (d) use of the Q Management website, (e) sales support and talent booking personnel, (f) use of computers and software, and (g) provision of other general administrative, operational and managerial services. As compensation for the services provided to us by Q Management, we pay Q Management $2,000 per month. The management services agreement has a twelve month term, but automatically renews for successive one-year period unless either party gives ninety day's prior written termination notice to the other party. In addition to the services provided to us by Q Management under the management services agreement, Section 4 of the management services agreement provides that Q Management may make inter-company advances of funds to us and we may repay those advances on terms and conditions agreed to by Q Management and us. Pursuant to Section 4 of the management services agreement, these advances are to be separately reflected on the financial statements of each respective company as either a loan payable or receivable, as applicable.

Q Management has no physical presence in the Los Angeles geographic area other than through its affiliation with us. All services provided to us by Q Management are provided from Q Management's New York office. Prima has its own computer equipment in Los Angeles and licenses booking software from a third party vendor. Q Management's employees also provide general administrative, sales support and talent booking support from Q Management's offices in New York.

We have a strategic alliance with Q Management and believe that the benefits of the alliance outweigh any potential competitive disadvantages. Although Q Management could be considered a competitor and accordingly a conflict of interest may appear to exist, management of Prima believes that no real disadvantage arise from the relationship because Q Management does not manage talent in the LA geographic region and Prima does not manage talent anywhere except the LA geographic region. Prima and Q have a verbal understanding whereby Prima obtains the full booking fee for any Q Management model that is booked by Prima in the L.A. market. Conversely, Q Management obtains the full booking fee for any Prima model that is booked in the NY market. Through this arrangement each company (Q Management and Prima) is able to provide models with greater geographic exposure without risking the loss of the client to an unaffiliated firm. There is also an understanding between Q Management and Prima that neither Q Management nor Prima will book the talent of the other company without such company's prior consent. Furthermore, Prima benefits from the Q Management services agreement, which provides Prima with access to several resources through the management services agreement with Q Management. These resources would not otherwise be available to a company of Prima's size.


The talent management business, including model management, is based upon obtaining talent and matching talent to clientele. Traditional modeling clientele include print and television advertising, and runway. Both male and female fashion models have a limited career span. Most professional models are aged between 18 and 25 years, although there is a limited market for child and mature models. As a result, the talent management business is characterized by continuous talent turnover, the need to discover new talent and the need to anticipate and adapt to changing consumer tastes.

Talent management fees are based on a set percentage of the model's fee, plus additional fees paid by the clientele. Our over 260 active clients include magazine publishing houses, designers, national retailers and catalogs including Elle Magazine, Talbot's, Nordstroms, Banana Republic and Macy's. The definition of active clients is clients that are regularly contacted by Prima's bookers regardless of when they last utilized the services of Prima's talent. Generally, we do not have ongoing direct contracts with any of our clients. These clients are the clients Prima has done business with during the time it has been in business. Q Management has a similar client base, many of which are duplicative of Prima's clients. None of the clients are served on an exclusive basis and all clients do business with most of the agencies in the talent management business.

Services

We are engaged in the business of representing talent (models, actors and the like) in connection with booking and placement of such talent with clients who require their services in all forms of print and visual media.

We are also engaged in the development of new talent and the enhancement of current talent. By development and enhancement of new talent, we mean that we provide advice to talent to improve their marketability based upon our experience in the industry. These enhancements are made at the cost of the talent and we do not make any capital investment in the development and enhancement of our talent; however, on occasion, we do advance funds to the talent for this purpose, which are later recouped by us from the talent. This is a risk of our business. Conversely, we may obtain talent that has been developed and enhanced by other agencies.

While Que Management provides certain managerial and backoffice support to Prima, the daily business operations are carried out by Prima's employees, who primarily comprise "bookers". This includes (but is not limited to) the sourcing and development of new talent, maintaining and developing client relations, and the booking of the talent to client job requirements. The staff of Prima is solely responsible for all areas involved with sales.

While we provide our services to a national market, the principal focus is Southern California, which is one of the principal centers for talent bookings in the United States. In addition to representing our talent, we often will represent talent from other agencies which do not have a presence in the Los Angeles market. Our staff principally comprises bookers who regularly call upon our clients to book the talent we represent. In this regard, we are either responding to a known opportunity or generally providing market awareness of our talent. When talent is booked for print media work, we will directly invoice the client for the work performed by the talent and we will generally reeive payment and process payment to the talent, less our agency fees and any applicable chargebacks for recoupment of advanced expenses. For commercial bookings covered by the Screen Actors Guild, we will monitor the process whereby the talent is paid directly to ensure payment and recoupment of our agency fee and recoupment of any advanced expenses.

Our services are divided into two business areas, which are designated "Print" and "Commercial." Our Print and Commercial business areas are not separate divisions or segments. The only factor differentiating Print and Commercial bookings is the manner of calculating agency commissions. The Print area operates in the competitive modeling agency field and is subdivided into male and female subdivisions and is focused on placement of talent in the print media. The Commercial area provides placement services for appropriately licensed talent (e.g. Screen Actors Guild) in commercials produced by clients. We are licensed by the Screen Actors Guild. Print and Commercial bookings are handled by the same staff and share all costs and expenses, which are not separately reflected in our books and records. For print bookings, we invoice the client for our talent's services and are paid by the client. We then make payment to the talent, less our agency fees and any applicable recoupment. For commercial work, the talent is paid directly by the client or through the Screen Actors Guild. We are then paid our fees and any applicable recoupment by the talent. The manner of calculating our fees differs between print and commercial work (see Management Discussion and Analysis or Plan of Operation--Overview).

We also maintain contact with independent talent scouts who are located throughout the world. Such scouts periodically refer new talent to our agency. We will make determinations based upon what we perceive to be the marketability of such talent as to whether we will undertake to represent them. We also periodically review the talent which we represent to determine whether we will continue representation. Obviously, we seek to maintain a portfolio of talent who has the greatest marketability among our clients. Liaison with talent scouts and decisions to undertake representation of talent is generally made by our staff bookers, often with input from Jeffrey Kolsrud pursuant to the Management Services Agreement.

Prima's role in the business model described above is therefore three-fold, (1) Prima maintains relationships with clients located in Southern California, (2) Prima books talent represented by it with customers located primarily in Southern California, and (3) Prima attempts to identify and cultivate talent in the Southern California market.

Markets

The principal markets for Prima are in the field of print. This includes not only magazines; but also advertising agencies, catalogues; and movie production companies.

Marketing Strategy

Prima does not generally engage in any direct advertising of its services. Instead, we obtain clients through word of mouth referrals. Prima's models have been widely seen on magazine covers. This creates a flow of new clients and new models. We do not spend any funds on marketing other than the maintenance of our website which we pay for under our management services agreement with Q Management.

Competition

Prima's Print division competes with the major world-wide model agencies, several of which are headquartered in New York. Prima also competes with many smaller regional firms.

The modeling business is highly competitive, globalized and fragmented, and is also subject to changing demands and preferences. There is often little loyalty between models and agencies, and reputation and local connections are some of the key factors that distinguish agencies. We have not entered into any agreements or other arrangements with the talent that we represent that have the effect of protecting our relationship with such talent. We do enter into standard agreements with our talent that cover the commissions payable to us and other general matters, but these agreements do not prohibit (or have the effect of deterring in any way) the talent from working with other agencies.

Our most significant competitors include Wilhelmina, Ford, Elite, LA Models, M Management, Warning, Champagne Trott and Blu.

We are a relatively small player in the direct placement of modeling talent. Most of our competitors have significantly more resources than us and are better connected than us within the industry.

Customer and Talent Base

Prima has been in business for over fifteen years. Over that period, it has maintained a wide base of both clients and models. The client base is very diverse from department stores to record companies and movie production firms and is not linked solely to the geographic Los Angeles market. We have approximately 260 active clients that we work with on a regular basis. None of our customers, individually, accounts for ten percent or more of our revenues.

Any modeling agency must expand by increasing the talent that it has as part of its portfolio. Prima has had and continues to have a foundation of existing talent, both male and female. We currently have approximately 266 talents that we work with on an ongoing basis. The talent base is very diverse including models with different ethnic backgrounds and looks. Talent is often referred to Prima by independent scouts traveling around the United States, Europe (both central and eastern) and South America in search of new talent. All talent scouts are independent contractors, and fees are paid at negotiated rates on a case-by-case basis. We do not direct them relative to their methods of identifying new talent and we are not privy to how and where the independent scouts identify new talent. Since the scouts are independent, they are not restricted in any manner as to the agencies they can present new talent to and such talent are generally presented to multiple agencies.

A significant part of our activity comprises talent development. When we identify newer, less developed talent, we will advise the talent with respect to the "look" required to achieve success in the industry--i.e. hair, eyes, teeth, skin, weight and fitness. In this regard, we may arrange and often advance funds for professional consultations and treatment. We also prepare a talent's collateral material, including arranging and providing advisory services with respect to photography, brochures and other information regarding the talent, which we will then produce. The collateral material consists of a hand picked collection of photographs of the models. We arrange interviews, casting calls, internet exposure and consult with the talent to provide them with the skills necessary to achieve success in the industry. While we may recoup these expenses where the talent we develop ultimately achieves a level of relative success, we may be unable to recoup this investment where the talent does not achieve a certain level of client bookings.

We have a body of talent that we represent on a nonexclusive basis. We can book that talent directly and receive a commission or we can refer our talent to other agencies who are not then representing such talent for booking. While we are representing a given talent, we are entitled to commissions when our talent is booked or referred to other agencies. This would not prevent, however, the talent from going directly to another agency.

Historically, from time to time, we have also had arrangements with other agencies not in the Los Angeles market wherein we represent their talent in the Los Angeles market and pay them a percentage of the talent's earnings (generally 5-10%) for work which we book. Conversely, we have occasionally contracted with out of town agencies for bookings for our Los Angeles-based talent. We are paid a percentage of the revenues generated by such talent when they are booked by those agencies. At this time, the portion of our revenues attributable to such activities is less than 1% of our total revenues.

Occasionally, we will book talent from Q Management for Los Angeles engagements and Q Management will book our talent for New York engagements. In these circumstances, there is an understanding between us and Q Management that the booking agency will retain all fees and there will be no revenue-sharing. Prima's wide base in both clients and talent supports its ability to meet the demands of the industry. We are hopeful that this base will also enable us to expand our operations in the future.

Regulation

Prima holds a Talent License issued by the State of California. This license enables it to operate as a talent agency for all purposes other than film and similar enterprises. Prima also has a Screen Actors Guild license in respect of those of its talent who may be used in the film or affiliated industries. We maintain a $10,000 bond on account of our Screen Actors Guild license and the cost of compliance with all administrative regulation is approximately $1,500.00 per year.

We do not spend any significant sums to comply with environmental laws and related regulations.

Employees

As of September 1, 2005, we had four employees, three of which are full-time employees. None of the employees are subject to any collective bargaining agreement. Prima considers its relationships with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES.

We lease approximately 1,000 square feet of office and administrative space from The Pang Family Trust pursuant to a one-year lease, the initial term of which expires on December 31, 2004. The lease also contains two one-year extensions at the option of Prima, which Prima intends to exercise. The space is leased at a monthly rental rate of $1,200. The lease also contains an escalation clause that increases the monthly rental rate by 3% per annum. We use this space as our principal offices. This space consists of offices and workspace for administrative personnel. We believe that this property is suitable for the purposes for which we use it. This property is located at 8618 West Third Street in Los Angeles, California.

ITEM 3. LEGAL PROCEEDINGS

Prima was a defendant in the matter of Albert Sweet v. Mikel J. Elliott et. al., Case no. 02U20467 in the Superior Court of California, County of Los Angeles. The Case was originally filed on January 30, 2003. Plaintiff's initial Complaint was for unlawful retainer and money damages relating to the lease for a studio located in Los Angeles, California. Prima had been the original lessee under the Lease which was assigned to a third party in 1996. Notwithstanding the assignment, Prima remained a party to the Lease, subject to an indemnity agreement on the part of the assignees. Thereafter, the assignees allegedly defaulted on the Lease and the landlord commenced this action to recover possession of the studio and damages for unpaid rent. In August 2004, the landlord's claims against the third party and Prima were fully settled in lieu of certain payments by the third party to the landlord, which were in fact made. Thereafter, the landlord's claims against Prima on account of the lease were released and on September 4, 2004 the landlord's case was dismissed with prejudice without any payment or further obligation on behalf of the Company.

Prima made no payments in connection with the settlement of the claim. All payments were made by the Company's assignees pursuant to the lease which was the subject of the action. Pursuant to an Asset Purchase Agreement between the Company and the assignees, the assignees had agreed to fully indemnify the Company for any liability exposure on account of the Lease. At this time, the settlement amount has been fully paid and the litigation has been dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this reporting period, no matters were submitted to a vote of security holders and no stockholder meetings were held.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants. We have not issued any securities that are convertible into our common stock.

Status of Outstanding Common Stock

As of September 1, 2005, we had a total of 137,322 shares of our common stock outstanding. 103,218 of these shares are control shares that are beneficially owned by Peter Zachariou, our sole officer and director. These control shares may be transferred subject to the requirements of Rule 144, except for the holding period requirements of Rule 144(d), which would not be applicable. The remaining 34,104 shares are held by approximately 290 people. The 34,104 shares are currently eligible for resale under rule 144(k). We have not agreed to register any outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 137,322 shares of our common stock to approximately 290 people.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

On May 27, 2004, the board of directors of Diva Florida, which at the time was our sole shareholder declared a dividend to its sole stockholder, Diva Delaware, comprising all of our issued and outstanding shares. Thereafter, on the same date, Diva Delaware declared a dividend of ninety percent of our stock held by it to the common stockholders of Diva Delaware on a pro rata basis and also declared a dividend of the remaining ten percent of our stock held by it to the preferred stockholders of Diva Delaware on a pro rata basis. All of the issued and outstanding stock of Prima is currently held by such shareholders.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are in the business of representing talent, including professional fashion models, commercial actors and theatrical actors. We have operated as a Los Angeles based talent agency since 1989. Since 1998, we have been affiliated with Q Management, Inc., a New York-based agency which operated a business similar to ours, albeit on a larger scale. More information on Q Management and Prima can be found on Q Management's website, www.qmodels.com. We do not have operations in any other location.

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

Our industry has established certain standards, which all agencies generally follow. Our principal business is booking the talent we represent for jobs with client companies. Talent is either booked directly with a client or we book talent through another agency. For work booked directly with the client we generally earn a commission of approximately 33% based on the total compensation paid to the talent. Under this structure, we retain approximately 20% of the total gross amount paid to the talent and receive payment in an amount equal to approximately 20% of such gross amount directly paid by the client. We only book as revenues the net amount which we receive on account of our fees.

For print media jobs, the client is charged an agency fee which is 20% of the talent's fee for the job and the agency also withholds 20% of the talent's fee for the job. For example, if the talent's fee is $100.00, the client is billed $120.00, which includes the portion of the agency fee paid by the client ($20.00). The agency then withholds an additional $20.00 agency fee from the talent's fee. Thus, for a $100.00 job, the client pays $120.00, $40.00 of which is retained by us and the remaining $80.00 paid to the talent. For commercial jobs governed by the Screen Actors' Guild we withhold only a 10% fee from the talent's fee and no fee is paid by the client. Thus, we generally earn a fee equal to 33.3% of the client's billing on a print media job and 10% of the client's billing on a job governed by our contract with the Screen Actors' Guild.

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

Going Concern Qualification

Our auditors have prepared their report on the auditied financial statements contained in this Annual Report on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business; however, currently such realization of assets and liquidation of liabilities are subject to significant uncertainties.

As shown in the accompanying audited financial statements, as of June 30, 2005 our current liabilities exceeded our current assets by $474,399 and our total liabilities exceeded our total assets by $865,546. These factors, among others, indicate that we may be unable to continue existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the we be unable to continue in existence.

The appropriateness of Prima to continue using the aforementioned basis of accounting is dependent upon, among other things, the ability to: (1) obtain profitability and positive cash flow from ongoing operations, and (2) maintain and increase existing credit facilities or raise additional capital.

Impact of Certain Trends and Events

Bookings and revenues per booking vary from period to period based on a number of factors including seasonality of client advertising expenditures, general economic conditions and the demand in the industry for Prima's then current portfolio of talent and other timing-related issues. While we seek to increase our bookings by attempting to attract new talent, to a large degree, the levels of bookings in any specific period and the revenue per booking is determined by factors which are not within our control. A decline in bookings and/or revenue per booking will have a negative impact on our revenues and, to the extent operating expenses cannot be concurrently reduced, profitability will be also negatively impacted.

The significant components of selling, general and administrative expenses are as follows: Selling Expenses are entirely comprised of the salaries and employment-related expenses of our booking agents. Administrative Expenses primarily comprise the salaries and employment-related expenses of administrative personnel and out-of-pocket expenses such as travel and entertainment costs. General Expenses comprise all other operational costs of the business, principal components of which are accounting services, software costs, equipment cost, insurance, accommodations for talent, stationery, rent, utilities and repairs and maintenance. These expenses will generally not experience significant variance based on volumes of business.


Results of Operations

Liquidity and Capital Resources

As of June 30, 2005, we had $18,237 in cash and cash equivalents and a working capital deficit of $474,399. We used $9,200 in operating activities for the fiscal year period ended June 30, 2005. For the fiscal year ended June 30, 2004, our operations provided $79,522 in cash. We generated less cash flow from operations in 2005 as compared to 2004 due principally to a decrease of approximately $80,000 of accounts payable for the year ended June 30, 2005 compared to the year ended June 30, 2004. We received $393,488 in revenue during the fiscal year ended June 30, 2005. Our current monthly operating costs are approximately $28,750. Our cash balance as of June 30, 2005 was $18,237. Notwithstanding, we believe that revenues generated from our operations will satisfy our cash requirements for at least the next twelve months.

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

As of June 30, 2005, we owed approximately $403,620 in the aggregate to our stockholders, comprising $100.086 payable to Peter Zachariou and $303,534 payable to Fountainhead Investments, Inc., a company controlled by Peter Zachariou. At said date, we also owed $372,866 to Q Management, Inc., which is also controlled by Peter Zachariou. The stockholder loans are evidenced by a series of promissory notes which are secured by all of the assets of Prima and have been booked as long-term liabilities. The notes were originally due July 3, 2004, but the stockholders agreed to extend the maturity date of the loans until July 31, 2006. The advances from Q Management are open-book inter-company loans which have been booked as current liabilities which are payable on demand. The promissory notes provide that the parties are to agree upon an interest rate that is not to exceed 3%. The parties have verbally agreed that interest rate of 3.0% per annum will be accrued on the Peter Zachariou Note and that no agreement has been reached relative to the accrual of interest as of this date on the Fountainhead Note.

To fully implement our business and strategic plans, we will require the availability of additional working capital, which we may seek to raise through offerings of securities, loans from banks or other financial institutions or through additional loans from our stockholders and Q Management or other sources. We have no funding commitments from any third parties. Fountainhead Investments, an affiliate of our principal officer and the controlling stockholder of Prima, has verbally agreed to fund the cost associated with the filing of the Company's Form 10SB registration statement. Such funding was and will continue to be provided under the existing Prima promissory note in favor of Fountainhead. Additional financing may not be available when needed or on the terms acceptable to us. Unavailability of financing may require us to delay, scale back or eliminate certain plans. We have no specific plans to raise capital through offerings of our securities, nor do we have a timeline for doing so.

We intend to fund our capital requirements for the next 12 months from our operations. Should additional funding be required, we would seek further loan advances from our principal shareholder and its affiliates, although there is no commitment or other understanding between us and such shareholder with respect to any further loans or investments. We expect to fund the costs of filing this registration statement from loans through our principal officer and stockholder. Such officer and stockholder is not obligated to make such loans, and we have no agreements with such person with respect to any such loans.

Twelve Months Ended June 30, 2005 Compared to June 30, 2004

The following table summarizes the results of our operations during the fiscal years ended June 30, 2005 and 2004, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

------------------------------------ ------------------- ------------------- -------------------- -------------------
                                                                                                      Percentage
                                          06/30/05            06/30/04                                 Increase
             Line Item                   (audited)           (uaudited)      Increase (Decrease)      (Decrease)
------------------------------------ ------------------- ------------------- -------------------- -------------------
------------------------------------ ------------------- ------------------- -------------------- -------------------
Revenues                                   $393,488            $339,211              $55,277               16.3%
------------------------------------ ------------------- ------------------- -------------------- -------------------
Net income (loss)                            33,346              30,800                2,546                8.3%
------------------------------------ ------------------- ------------------- -------------------- -------------------
Operating Expenses                          360,142             308.411               51,731               16.8%
------------------------------------ ------------------- ------------------- -------------------- -------------------
Earnings (loss) per share of
common stock                                   0.24                0.22                 0.02                  9%
------------------------------------ ------------------- ------------------- -------------------- -------------------

------------------------------------ ------------------- ------------------- -------------------- -------------------

We only record the revenues we actually receive on account of our fees generated on account of client sales, not the gross sales generated by our talent bookings. On this basis, revenues were $393,488 for the fiscal year ended June 30, 2005 as compared with $339,211 for the same period in 2004. The increase in revenues of $55,277 or 16.3% resulted mainly from increased bookings of talent.

Comparisons between Selling, Administrative and General Expenses ("S,G & A") for the fiscal year ended June 30, 2005 compared to the fiscal year ended June 30, 2004 are as follows:

                      Fiscal Year Ended 6/30/2005    Fiscal Year Ended 6/30/2004
                                  ---------------                ---------------

Salaries and benefits                $214,838                       $194,270

Rent                                 $ 12,313                       $ 36,754

Telephone                            $  8,985                       $ 14,550

Professional Fees                    $ 60,230                       $  2,000

All other S, G & A                   $ 49,409                       $ 57,001

Total S, G & A                       $345,775                       $304.575


During the fiscal year ended June 30, 2005, S, G & A expenses increased principally due to an increase in professional fees incurred in connection with the filing of the Company's Registration Statement with the U.S. Securities and Exchange Commission and various compliance matters in connection therewith, which were partially offset by a reduction in rent expense as a result of the Company's relocation to lower cost offices.

We had a net profit of $33,346 for the fiscal year ended June 30, 2005 as compared with a net profit of $30,800 for the fiscal year ended June 30, 2004. This increase of $2, 546 was mainly due to our increased revenues which were largely offset by increases expenditures for professional fees.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our business, revenues and operating results are somewhat affected by seasonality, which relates in large part to the various fashion seasons. In addition, during the midsummer period (July 20 through August 31), we experience a decline in revenues due to the vacation season. Many of the personnel at our clients take vacation at this time and our operations are slower during this period and, accordingly, we generate less revenues.

Inflation

Our business, revenues and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Revenue is recognized at the time that the client is invoiced for the services rendered. There are no warranties, client acceptance policies, contract terms other than the invoice terms, and no post delivery obligations. Revenue is recorded based upon the percentage of the gross billings earned by us for its services based on invoices and not based on the gross amount of the invoice. It is only this percentage which actually represents the revenue to the Prima.

Risk Factors

There are several material risks associated with Prima. You should carefully consider the risks and uncertainties described below, which constitute all of the material risks relating to Prima. If any of the following risks are realized, our business, operating results and financial condition could be harmed. This means investors could lose all or a part of their investment.

FINANCIAL RISKS

We have only limited capital and if we are unable to raise more money we will be required to delay, scale back or eliminate certain aspects of our business plan.

As of June 30, 2005, we had only $18,237 cash available to fund our operations. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders and their affiliates. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our business plan. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

We have a history of losses or minimal profitability.

We have incurred substantial accumulated deficits during the time we have operated the business ($3,940,910 as of June 30, 2005) and achieved net income of only $33,346 in the fiscal year ended June 30, 2005. There can be no assurance that we will be profitable in the future.

CONCENTRATED CONTROL RISKS

Fountainhead Investments, Inc., which is controlled by Peter Zachariou, currently owns 75.16% of the outstanding common stock and Mr. Zachariou is our only officer and director. He therefore has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. He is in a position to elect all of our directors and to dictate all of our policies.

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

The audit report of our independent auditor for the fiscal year ended June 30, 2005 indicates that we have suffered recurring losses from operations and that we have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. As shown in the accompanying financial statements, as of June 30, 2005 the Company's current liabilities exceeded its current assets by $474,399 and its total liabilities exceeded its total assets by $865,546. These factors, among others, indicate that the Company may be unable to continue existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's ability to exist will depend on obtaining profitability and positive cash flow from ongoing operations, and maintaining and increasing existing credit facilities or raising additional capital.

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

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Set forth below are the audited financial statements for Prima for the fiscal years ended June 30, 2005, 2004 and 2003.

PARITZ & COMPANY, P.A.                                15 Warren Street, Suite 25
Certified Public Accountants                        Hackensack, New Jersey 07601
                                                                   (201)342-7753
                                                              Fax: (201)342-7598
                                                      E-Mail: paritz @paritz.com


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Prima Eastwest Model Management, Inc.

We have audited the accompanying balance sheets of Prima Eastwest Model Management, Inc. as of June 30, 2005, 2004 and 2003 and the related statements of operations and accumulated deficit, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prima Eastwest Model Management, Inc. as of June 30, 2005, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net losses and as of June 30, 2005 its current liabilities and total liabilities exceed its current assets and total assets by $474,399 and $865,546 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Paritz & Co, P.A.


Hackensack, New Jersey
July 26, 2005

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                                 BALANCE SHEETS

========================================================================================================================

                                                                                           JUNE 30,
                                                                  ------------------------------------------------------
                                                                           2005              2004             2003
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $ 18,237          $       -           $       -
  Accounts receivable, net of allowance for bad debts of
   $32,000 in 2005, $32,000 in 2004 and $32,000 in 2003                   130,550            149,106              89,267
  Prepaid expenses and other current assets                                 2,675              6,481               6,481
                                                                 -----------------    ---------------    ----------------
     TOTAL CURRENT ASSETS                                                 151,462            155,587              95,748

PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION AND AMORTIZATION                                 8,972              6,540                   -

SECURITY DEPOSITS                                                           3,501              3,501               6,881
                                                                 -----------------    ---------------    ----------------

TOTAL ASSETS                                                             $163,935          $ 165,628           $ 102,629
                                                                 =================    ===============    ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable - talents                                            $ 201,499          $ 277,013           $ 205,241
                   - other                                                 33,247             37,007               7,436
  Accrued expenses                                                         18,249              6,141               3,138
  Due to related party                                                    372,866            340,739             412,886
                                                                 -----------------    ---------------    ----------------
     TOTAL CURRENT LIABILITIES                                            625,861            660,900             628,701
                                                                 -----------------    ---------------    ----------------
OTHER LIABILITIES:
  Due to officer                                                          403,620            403,620             403,620
                                                                 -----------------    ---------------    ----------------
     TOTAL OTHER LIABILITIES                                              403,620            403,620             403,620
                                                                 -----------------    ---------------    ----------------
STOCKHOLDERS' DEFICIENCY:
  Common stock                                                          3,075,364          3,075,364           3,075,364
  Accumulated deficit                                                 (3,940,910)        (3,974,256)         (4,005,056)
                                                                 -----------------    ---------------    ----------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                     (865,546)          (898,892)           (929,692)
                                                                 -----------------    ---------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $ 163,935          $ 165,628           $ 102,629
                                                                 =================    ===============    ================

=========================================================================================================================

                        See notes to financial statements

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

========================================================================================================================

                                                                                    YEAR ENDED JUNE 30,
                                                                 -------------------------------------------------------
                                                                        2005               2004                2003


REVENUE:
  Management fees, net                                                 $ 393,488           $339,211            $476,228
                                                                 ----------------    ---------------    ----------------

COSTS AND EXPENSES (INCOME):
  Selling, general and administrative expenses                           345,775            304,575             634,033
  Depreciation and amortization                                            2,258                834              29,921
   Interest expense                                                       12,109              3,002               3,138
   Other (income) See Note 8                                                   -                  -           (170,000)
                                                                 ----------------    ---------------    ----------------
     TOTAL COSTS AND EXPENSES (INCOME)                                   360,142            308,411             497,092
                                                                 ----------------    ---------------    ----------------

NET INCOME (LOSS)                                                         33,346             30,800            (20,864)

ACCUMULATED DEFICIT - BEGINNING OF YEAR                              (3,974,256)        (4,005,056)         (3,984,192)
                                                                 ----------------    ---------------    ----------------

ACCUMULATED DEFICIT - END OF YEAR                                   $(3,940,910)       $(3,974,256)       $(4,005,056))
                                                                 ================    ===============    ================

EARNINGS PER SHARE:

   Basic:                                                                  $0.24              $0.22             $(0.15)
   Diluted                                                                 $0.24              $0.22             $(0.15)
   Weighted average shares outstanding                                   137,322            137,322             137,322


========================================================================================================================

                        See notes to financial statements

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

=====================================================================================================================


                                               COMMON STOCK                       Accumulated
                                        Shares                 Amount               Deficit                Total
                                     --------------      -----------------    -------------------    ----------------

BALANCE - JUNE 30, 2002                    137,322              3,075,364            (3,984,192)           (908,828)

Net loss                                         -                      -               (20,864)            (20,864)
                                     --------------      -----------------    -------------------    ----------------

BALANCE - JUNE 30, 2003                    137,322              3,075,364            (4,005,056)           (929,692)

Net income                                       -                      -                 30,800              30,800
                                     --------------      -----------------    -------------------    ----------------

BALANCE - JUNE 30, 2004                    137,322              3,075,364            (3,974,256)           (898,892)

Net income                                       -                      -                 33,346              33,346
                                     --------------      -----------------    -------------------    ----------------

BALANCE - JUNE 30, 2005                    137,322             $3,075,364           $(3,940,910)          $(865,546)
                                     ==============      =================    ===================    ================



=====================================================================================================================


                        See notes to financial statements

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                            STATEMENTS OF CASH FLOWS

=====================================================================================================================

                                                                                    YEAR ENDED JUNE 30,
                                                                   --------------------------------------------------
                                                                        2005             2004                2003
                                                                   -------------    ---------------     -------------
OPERATING ACTIVITIES:
  Net income (loss)                                                    $ 33,346           $ 30,800          $(20,864)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Depreciation and amortization                                      2,258                834             29,921
  Changes in operating assets and liabilities:
       Accounts receivable                                               18,556           (59,839)             47,919
       Prepaid expenses and other current assets                          3,806                  -            107,408
       Security deposits                                                      -              3,380                  -
       Accounts payable - talent                                       (75,514)             71,774           (64,979)
                        - other                                         (3,760)             29,571          (179,078)
       Accrued expenses                                                  12,108              3,002              3,138
                                                                   -------------    ---------------     -------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                                    (9,200)             79,522           (76,535)
                                                                   -------------    ---------------     -------------

INVESTING ACTIVITIES:
  Acquisition of property and equipment                                 (4,690)            (7,375)                  -
                                                                   -------------    ---------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                   (4,690)            (7,375)                  -
                                                                   -------------    ---------------     -------------

FINANCING ACTIVITIES:
  Repayment of officer's loans                                                -                  -           (31,599)
  Advances from related parties                                          32,127           (72,147)            100,640
                                                                   -------------    ---------------     -------------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                                     32,127           (72,147)             69,041
                                                                   -------------    ---------------     -------------

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                         18,237                  -            (7,494)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                 -                  -              7,494
                                                                   -------------    ---------------     -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                $ 18,237           $      -          $       -
                                                                   =============    ===============     =============


=====================================================================================================================

                        See notes to financial statements

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005
================================================================================

1.       BUSINESS DESCRIPTION

         Prima Eastwest Model Management, Inc. ("Prima" or "the Company") was incorporated under the laws of the State of California on March 22, 1989 and provides model management services in print and other media outlets. In February 1996 Prima was acquired by Diva Entertainment, Inc., a Florida corporation ("Diva Florida") which was then a wholly-owned subsidiary of J.R. Consulting, Inc., a Nevada corporation. In April 1999 Diva Florida was acquired by Diva Entertainment, Inc., a Delaware Corporation ("Diva Delaware") and Diva Florida became a wholly-owned subsidiary of Diva Delaware. On May 27, 2004 Diva Florida declared a dividend to its sole stockholder, Diva Delaware, of all of the issued and outstanding shares of Prima that were then held by Diva Florida. Thereafter, on the same date, Diva Delaware declared a dividend of ninety percent of the Prima stock held by it to the common stockholders of Diva Delaware on a pro-rata basis, and also declared a dividend of the remaining ten percent of the Prima stock held by it to the preferred stockholders of Diva Delaware on a pro-rata basis.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         Revenue recognition

         The Company recognizes revenue upon completion of the service by the model and talents.

         Cash and cash equivalents

         The Company considers all highly liquid debt investments with original maturities of three months or less when purchased to be cash equivalents. The carrying amounts approximate fair market value because of the short maturity.

         The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts at these institutions may, at times, exceed the Federally-insured limits. The Company has not experienced any losses in such accounts.

         Property and equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line and accelerated methods in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives, which range from five to seven years. The cost of leasehold improvements is amortized over the life of the lease or the estimated useful life of the improvements, whichever is less.


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

         Fair value of financial instruments

         The carrying amounts of cash, accounts receivable, accounts payable and current debt and due to officer amounts approximate fair value, principally because of the short-term maturity of these items. Due to officers included in other liabilities is a stated amount based on the face amount borrowed from the officer; it is not practical to estimate its fair market value because the amount is due with a related party and to determine its fair value would require incurring excessive costs.

         Impairment of long-lived assets

         The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 which required that long-lived assets and identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

         Stock based compensation

         The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits the Company to account for stock option grants in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB25, compensation expense is recorded when the exercise price of the Company's employee stock option is less than the market price of the underlying stock at the date of grant. At June 30, 2004 there are no options issued and outstanding to employees.

         Deferred income taxes

         The Company accounts for deferred income taxes using SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards. A valuation allowance related to deferred tax assets is recognized when, in management's judgment, it is more likely than not that all, or a portion of such deferred assets, will not be realized.

         Comprehensive income

         The Company records comprehensive income in accordance with SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires unrealized gains and losses on investments available for sale to be included in other comprehensive income. The components of comprehensive income and the effect on earnings for the year ended June 30, 2004 is detailed in the accompanying statement of stockholders' equity. The assets relating to the balance in other comprehensive income were sold during the year ended June 30, 2003.

         Earnings per share

         Basis earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares outstanding during each year. Diluted earnings per share amounts have been computed using the weighted-average number of common and common equivalent shares and the dilutive potential common outstanding during each year. At June 30, 2005 there is no determinable market value of the common stock since it is not currently trading on any stock exchange.


3.       PROPERTY AND EQUIPMENT

         A summary of property and equipment is as follows:

                                                                             JUNE 30,
                                                          -------------------------------------------------
                                                              2005              2004              2003
                                                          --------------    -------------    --------------
            Office equipment and fixtures                      $ 88,869         $ 84,180          $ 79,837
            Leasehold improvements                               76,493           76,493            73,462
                                                          --------------    -------------    --------------
                                                                165,362          160,673           153,299
            Accumulated depreciation and amortization           156,390          154,133           153,299
                                                          --------------    -------------    --------------
                                                               $  8,972         $  6,540          $      -
                                                          ==============    =============    ==============

         Depreciation and amortization expense for the years ended June 30, 2005, 2004 and 2003 was $2,258, $834 and, $29,921, respectively.

4.       RELATED PARTY TRANSACTIONS

         Due to officer

         The amounts due to officer represent loans made to the Company by the majority shareholder of the Company and an entity controlled by him. As of June 30, 2005, the Company was indebted to this officer and his controlled entity in the amounts of $$100,086 and $303,534 respectively. These loans are evidenced by a series of promissory notes bearing interest at 3% per annum and are collateralized by a security interest in substantially all of the assets of the Company. The due dates of these notes have been extended until July 31, 2006.

         Due to related party

         The amounts due to a related party represent net advances made to the Company. Such advances are open-book inter-company loans which have been recorded as current liabilities and are payable on demand. As of June 30, 2005, and included in this amount, is a payable of $347,568 to a related company that is owned by the majority shareholder of the Company.

5.       DEFERRED INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes under enacted tax laws and rates. Components of the Company's deferred tax liabilities and assets are as follows:

                                                                                YEAR ENDED JUNE 30,
                                                               -------------------------------------------------------
                                                                     2005                2004                 2003
                                                               ---------------    ----------------    ----------------
            Deferred tax assets:
              Net operating loss carryforwards                     $1,340,000          $1,352,000           $1,362,000
              Less valuation allowance                              1,340,000           1,352,000            1,362,000
                                                               ---------------    ----------------    ----------------
                  Net deferred tax asset                           $        -          $        -           $        -
                                                               ===============    ================    ================

         No provision for income taxes has been made due to the utilization of net operating loss carryforwards against which a valuation allowance had been previously established.

6.       COMMITMENTS AND CONTINGENCIES

         Rental commitments

         The Company leases its office through a non-cancellable lease agreement which expires in December, 2006 and provides for rentals of $6,000 through expiration.

         Rental expense charged to operations for the years ended June 30, 2005, 2004 and 2003 aggregated approximately $12,300, $36,800, and $58,100, respectively.

         Contingency/litigation

         In December 1997 the Company entered into an agreement with an unrelated third party to sell certain of the Company's assets and liabilities related to a studio which the Company had previously utilized. Pursuant to this agreement, the Company assigned the lease for the studio to the buyer, although the Company remained principally liable on the lease. The future commitments under the lease at June 30, 2003 of approximately $600,000 were payable by the third party through October 2007. The Company was also liable for these commitments in case the buyer defaulted on such payments. In fact, the buyer did default and the landlord filed a lawsuit against both the buyer and the Company to recover unpaid past and future rent payments. Pursuant to the original agreement between the Company and the third party, the Company was indemnified by the third party against any liability exposure on account of the landlord's claims. In August 2004 the landlord's claims against the third party and the Company were fully settled in lieu of certain payments by the third party to the landlord, which were, in fact, made. Thereafter, the landlord's claims against the Company on account of the lease were released and on September 4, 2004 the landlord's case was dismissed without any payment of further obligation on behalf of the Company.




7.       SELLING GENERAL AND ADMINISTRATIVE EXPENSES

         The major components of selling, general and administrative expenses are as follows:

                                                                 YEAR ENDED JUNE 30,
                                                      ---------------------------------------
                                                        2005            2004           2003
                                                      --------        --------       ---------
                Salaries and benefits                 $214,838        $194,270       $311,357
                Rent                                    12,313          36,754         58,139
                Telephone                                8,985          14,550         22,451
                Professional fees                       60,230           2,000            415
                All other selling, general and
                    administrative expenses             49,409          57,001        241,671
                                                      $345,775        $304,575       $634,033

8.       OTHER INCOME

         The Company previously recorded $170,000 of other income as a reduction of selling general and administrative expenses during the year ended June 30, 2003. This amount has been reclassified as other income and the related selling, general and administrative expenses have been adjusted to their gross amount. This reclassification did not have a financial effect upon the net loss as previously reported.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a. CONTROLS AND PROCEDURES.

Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including Peter Zachariou, our sole officer and director, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Zachariou concluded that as of June 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name              Age    Positions Held

Peter Zachariou   43     Chairman, CEO,
                         Treasurer and
                         Secretary since
                         1999

Mr. Zachariou has been the CEO, Chairman, Treasurer and Secretary of Prima and the sole member of the Company's board of directors since April 1999. He was also President and Chairman of the Board of Diva Entertainment, Inc. from April 1999 through June 2004.

From June 1998 through April 2002, Mr. Zachariou was President and a Director of ASD Group, Inc., a public company which filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. ASD was engaged in the business of contract manufacturing of components for third party manufacturers, primarily in the computer industry. On June 5, 2001, ASD Group, Inc. filed Chapter 11 Bankruptcy in the United States Bankruptcy Court, Southern District of New York (Case # 01-36475-cgm). Pursuant to an order of the Bankruptcy Court dated September 28, 2001, ASD sold all of its assets to a third party, Technology Outsource Solutions, LLC and ceased operations. On April 29, 2003, the case was converted from Chapter 11 to Chapter
7. ASD Group, Inc. continues to be the subject of a Chapter 7 proceeding in the Bankruptcy Court, and is managed by the appointed Chapter 7 Trustee. All of the operating assets of the company have been liquidated and the company continues to pursue and adjudicate remaining claims. From October 2001 through April 2003, Mr. Zachariou was also a manager and member of Technology Outsource Solutions LLC, a New York limited liability company which purchased the assets of ASD and provided contract manufacturing and engineering services to original equipment manufacturers.

From June 25, 1995 through January 14, 2000, Mr. Zachariou was President, Chairman and a director of JR Consulting, Inc. On January 14, 2000, JR Consulting merged with Providential Holdings, Inc. ("Providential"). JR Consulting was a holding company whose principal holdings comprised two companies engaged in the talent management industry--Q Model Management, Inc. and Prima. In June 2000, JR Consulting sold its holdings in the talent management industry to Diva Delaware and changed its name to Providential Holdings, Inc. Mr. Zachariou's active involvement with JR Consulting (later known as Providential Holdings, Inc.) terminated concurrent with that transaction. At no time did Mr. Zachariou have any officer or director relationship with Providential. On April 1, 1999, all of JR's interest in Diva Florida, which owned all of the stock of Prima, was sold to Diva Delaware in exchange for Diva Delaware shares. Concurrent with the merger between JR and Providential, Providential entered into an agreement with Havilland, Ltd. (an entity controlled by Mr. Zachariou) to purchase all of Providential's Diva Delaware shares. The sale of these shares closed on June 30, 2000. Mr. Zachariou is the sole director, officer and shareholder of Fountainhead Investments, Inc., a Delaware corporation and he has been since the inception of Fountainhead on March 5, 2002. The principal business of Fountainhead is to hold certain of Mr. Zachariou's investment interests. Fountainhead owns all of the issued and outstanding stock of Diva Entertainment, Inc., a Florida corporation, which in turn holds all of the issued and outstanding stock of Q Management, Inc., a New York corporation. From June 2000 through June 2004, Havilland Ltd (an entity controlled by Peter Zachariou) held 4,225,000 shares of common stock and 3,000 shares of Series B Preferred Stock of Diva Delaware. On June 11, 2004, Havilland exchanged 3,725,000 of such common shares for all of the shares of Diva Florida and converted its 3,000 shares of Series B Preferred Stock for 1,150,000 shares of common stock. As a result of these transactions, Havilland held 1,475,000 shares of common stock of Diva Delaware (now known as Igia, Inc.), which comprises approximately 3.2% of Igia's issued and outstanding common stock on a fully diluted basis. In June 2004, Havilland transferred its Igia shares to Fountainhead Investments, Inc., another entity controlled by Peter C. Zachariou. Diva Florida and Diva Delaware (through the date of its divestiture of Diva Florida) are holding companies for businesses in the talent management business. Havilland and Fountainhead are holding companies for investments controlled by Peter C. Zachariou. Igia is engaged in the distribution of personal care products and small appliances.

Mr. Zachariou is also the sole officer and director of Q Management, Inc. and has held those positions since December 1998. For at least the preceding five years, Mr. Zachariou also has been a private investor and entrepreneur.

Mr. Zachariou devotes approximately 10% of his business time to the affairs of Prima. The time Mr. Zachariou spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company. We estimate that Mr. Zachariou spends approximately 4-5 hours per week on average on the affairs of Prima. There are no agreements or understandings for Mr. Zachariou to resign at the request of another person and Mr. Zachariou is not acting on behalf of nor will he act at the direction of any other person.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Zachariou, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended June 30, 2005, all reports required to be filed were filed on a timely basis.

Code of Ethics

On July 19, 2004, our board of directors adopted a code of ethics that our principal financial officer, principal accounting officer or controller and any person who may perform similar functions is subject to. Currently Mr. Zachariou is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Zachariou serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

Key Employees

We consider Jeff Kolsrud, whose services are provided to Prima pursuant to the Management Services Agreement, to be a key employee of Prima. Mr. Kolsrud has been Vice President of Q Management for the past eight years and is intimately knowledgeable regarding our operations. Mr. Kolsrud shares his business time between Prima and Q Management. He spends approximately 20 percent (about 10 hours per week) of his time on the affairs of Prima and the remaining time on the affairs of Q Management.

ITEM 10. EXECUTIVE COMPENSATION.

Our sole officer and director, Peter Zachariou, does not receive any compensation for the services he renders to Prima, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with Prima. Mr. Zachariou, anticipates receiving benefits as a beneficial stockholder of Prima. Mr. Zachariou may receive a salary or other compensation for services that he provides to Prima in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Prima for the benefit of Prima's employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 1, 2005, each person known by us to be the beneficial owner of five percent or more of our common stock, all directors individually and all directors and officers as a group. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of                    Amount of Beneficial     Percentage
Beneficial Owner                            Ownership            of Class

Fountainhead Investments, Inc.              103,218 (1)           75.16%
c/o Q Management Inc.
180 Varick Street
13th Floor
New York, NY 10014

Peter Zachariou                             103,218 (1)           75.16%
c/o Q Management Inc.
180 Varick Street
13th Floor
New York, NY  10014

All executive officers and directors
as a group (1 person named above)           103,218 (1)           75.16%

----------------------------
      (1) Fountainhead Investments, Inc., which is controlled by Peter Zachariou, our sole director, Chief Executive Officer, Treasurer and Secretary, owns 103,218 shares of our outstanding common stock constituting 75.16% of our outstanding common stock. Mr. Zachariou is the sole owner of Fountainhead Investments, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of June 30, 2005, we owed approximately $403,620 in the aggregate to our stockholders, comprising $100.086 payable to Peter Zachariou and $303,534 payable to Fountainhead Investments, a company controlled by Peter Zachariou. At that date, we also owed $372,866 to Q Management, which is also controlled by Peter Zachariou. Fountainhead Investments is our largest shareholder and its sole stockholder, Peter Zachariou, is our sole director and officer. In this capacity, Mr. Zachariou has significant control over the governance of the company. We have a Management Services Agreement with Q Management under which they provide us with certain management services and certain back office functions. Mr. Zachariou does not intend to demand payment under the loans until Prima has sufficient cash flow from operations and sufficient positive working capital to satisfy the operating cash requirements of Prima and retire (in whole or in part) the related party loan.

The stockholder loans are evidenced by a series of promissory notes pursuant to which advances and repayments may be made on an ongoing basis and are secured by all of the assets of Prima. These notes are due July 31, 2006. The outstanding principal amount under these notes bears interest at a rate of 3%. The obligation evidenced by these promissory notes is secured by a lien on all assets of the Company. The advances from Q Management are open-book inter-company loans which have been booked as current liabilities which are payable on demand.

ITEM 13. EXHIBITS

Exhibit
Number      Description
--------    -----------
  2.1       Articles of Incorporation [incorporated by reference to Exhibit 2.1 of the initial filing of the Company's Registration Statement on Form 10-SB, filed on March 1, 2005]

  2.2 Bylaws [incorporated by reference to Exhibit 2.2 of the initial filing of the Company's Registration Statement on Form 10-SB, filed on March 1, 2005]

  3.1 Promissory Note, dated March 31, 2005, by Prima in favor of Fountainhead Investments, Inc. [incorporated by reference to Exhibit
            3.1 of Amendment No.1 to the Company's Registration Statement on Form 10-SB, filed on June 10, 2005]

  3.2 Promissory Note, dated March 31, 2005, by Prima in favor of Peter Zachariou [incorporated by reference to Exhibit 3.2 of Amendment No.1 to the Company's Registration Statement on Form 10-SB, filed on June 10, 2005]

  6.1 Management Services Agreement, dated May 2, 2005, between the Company and Q Management, Inc. [incorporated by reference to Exhibit
            6.1 of Amendment No.1 to the Company's Registration Statement on Form 10-SB, filed on June 10, 2005]

  6.2       Form of Agreement with Talent [incorporated by reference to Exhibit
            6.2 of Amendment No.1 to the Company's Registration Statement on Form 10-SB, filed on June 10, 2005]

  14 Code of Ethics [incorporated by reference to Exhibit 14 of the initial filing of the Company's Registration Statement on Form 10-SB, filed on March 1, 2005]

  31 Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32 Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for professional services rendered by Paritz & Company, P.A. for the audit of the annual financial statements and review of the quarterly statements and review of the Company's Registration Statement was $16,060 for the fiscal year ended June 30, 2005 and $20,790 for the fiscal year ended June 30, 2004. The Company had no other audit-related fees.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  September 28, 2005


                       PRIMA EASTWEST MODEL MANAGEMENT, INC.

                       By: /s/ Peter Zachariou
                       -------------------------------------
                       Name:  Peter Zachariou
                       Title: Chief Executive Officer, Chairman of the Board of
                               Directors, Treasurer and Secretary