Form 10QSB
period 2005-09-30
PRIMA EAST WEST MODEL MANAGEMENT INC
filed 2005-11-15
CIK 1318387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                Quarterly Report
                       Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended September 30, 2005
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

         The number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2005 are as follows:

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

      Item 1.     FINANCIAL STATEMENTS

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                                 BALANCE SHEETS

                                   (Unaudited)

                                                                        September 30
                                                                            2005
                                                                        -----------
                                     ASSETS

CURRENT ASSETS
       Cash                                                             $    35,503
       Accounts receivable, net of allowance for bad debts of $32,000        95,094
       Prepaid expenses and other current assets                              2,175
                                                                        -----------
                               TOTAL CURRENT ASSETS                         132,772

PROPERTY AND EQUIPMENT, NET OF
       ACCUMULATED DEPRECIATION AND AMORTIZATION                              7,812
SECURITY DEPOSITS                                                             3,501
                                                                        -----------
TOTAL ASSETS                                                            $   144,085
                                                                        ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
       Accounts payable - talent                                        $   197,928
                        - other                                              27,262
       Accrued expenses                                                      20,115
       Due to related party                                                 393,073
                                                                        -----------
                               TOTAL CURRENT LIABILITIES                    638,378

OTHER LIABILITIES
       Due to officer                                                       403,620
                                                                        -----------
                               TOTAL OTHER LIABILITIES                      403,620

STOCKHOLDERS' DEFICIENCY
       Common stock (no par value, 1,000,000 Shares authorized,
         137,322 Shares issued and outstanding)                           3,075,364
       Accumulated deficit                                               (3,973,277)
                                                                         -----------
                               TOTAL STOCKHOLDERS' DEFICIENCY              (897,913)
                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          $   144,085
                                                                        ===========

                       See notes to financial statements.

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                         ------------------------
                                                        September 30   September 30
                                                           2005           2004
                                                         ---------      ---------
REVENUE:
     Management fees, net                                $  81,299      $  89,004
                                                         ---------      ---------
OPERATING EXPENSES:
     Selling, general and administrative expenses          108,679         76,066
     Depreciation and amortization                           1,160            489
     Interest expense                                        3,027            751
                                                         ---------      ---------
         TOTAL OPERATING EXPENSES                          112,866         77,306
                                                         ---------      ---------
NET INCOME (LOSS) BEFORE STATE INCOME TAXES              $ (31,567)     $  11,698
                                                         =========      =========
STATE INCOME TAXES                                       $     800             --

NET INCOME (LOSS)                                        $ (32,367)     $  11,698
                                                         =========      =========
NET PROFIT (LOSS) PER SHARE -                            $ ( 0.24)      $    0.09
     Basic and Diluted
WEIGHTED AVERAGE SHARES OUTSTANDING -                      137,322        137,222
     Basic and Diluted

                       See notes to financial statements.

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months   Three Months
                                                                            September 30   September 30
                                                                                2005          2004
                                                                              --------      --------
OPERATING ACTIVITIES:
     Net income (loss)                                                        $(32,367)     $ 11,698
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
         Depreciation                                                            1,160           489
     Changes in operating assets and liabilities:
         Accounts receivable                                                    35,456          (917)
         Prepaid expenses and other current assets                                 500            --
         Accounts payable - talent                                              (3,571)       (8,940)
                          - other                                               (5,985)        1,361
         Accrued expenses                                                        1,866           750
                                                                              --------      --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                                            (2,941)        4,441
                                                                              --------      --------
INVESTING ACTIVITIES:
     Acquisition of property and equipment                                          --        (1,045)
                                                                              --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                               --        (1,045)
                                                                              --------      --------
FINANCING ACTIVITIES
     Advances from (repayments to) related parties                              20,207        (3,396)
                                                                              --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                                20,207        (3,396)
                                                                              --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                17,266            --
CASH - BEGINNING OF YEAR                                                        18,237            --
CASH - END OF YEAR                                                            $ 35,503      $     --
                                                                              ========      ========

                       See notes to financial statements.

                      PRIMA EASTWEST MODEL MANAGEMENT, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

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

2.    BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures required for annual financial statements have been condensed or omitted. The Company's management believes that all adjustments necessary to present fairly the Company's financial position as of September 30, 2005 and the results of operations and cash flows for the three-month periods ended September 30, 2005 and 2004 have been included and that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and footnotes of the Company on Form 10-KSB for the fiscal year ended June 30, 2005

3.    USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

4.    RELATED PARTY TRANSACTIONS

      DUE TO OFFICER

      The amounts due to an officer of the Company represent advances made by the officer. The advances are secured by a lien on all assets of the Company and are evidenced by a series of promissory notes which bear interest at 3% per annum. The loans are due July 3, 2007.

      DUE TO RELATED PARTY

      The amounts due to a related party represent net advances made to the Company. The advances are secured by a lien on all assets of the Company and are evidenced by a series of promissory notes which are due on demand.

5.    GOING CONCERN

      As shown in the accompanying financial statements, as of September 30, 2005, the Company's current liabilities exceeded its current assets by $505,606 and its total liabilities exceeded its total assets by $897,913. These factors, among others, indicate that the Company may be unable to continue existence as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations

Comparison of First Fiscal Quarter of 2006 and 2005

The following table summarizes the results of our operations during the fiscal quarter ended September 30, 2005 and 2004 and provides information regarding the dollar and percentage increase or (decrease) from the first quarter of 2006 to the first quarter of 2005.

                                                                                Percentage
                                                                 Increase        Increase
Line Item                             9/30/05       9/30/04     (Decrease)      (Decrease)
----------                            -------       -------     ----------       -------
Revenues                               81,299        89,004       (7,705)           (9%)
Net Income (Loss)                     (31,567)       11,698      (43,265)         (370%)
Operating Expenses                    112,866        76,066       36,800            48%)
Earnings (Loss) per common share     $  (0.24)     $   0.09     ($  0.33)         (367%)

For the three months ended September 30, 2005, we had revenues of $81,299 compared to revenues of $89,004 during the three months ended September 30, 2004. This $7,705 or 9% decrease in revenues is primarily attributable to a decrease in talent bookings during the quarter.

We incurred a net loss of $31,567 for the first quarter of 2006 as compared to a net income of $11,698 for the first quarter of 2005. The $43,265 decrease in net income during the three month period ended September 30, 2005 as compared to the same period of last year is primarily attributable to increased professional fees incurred in connection with the Company's Form 10SB filing with the SEC and matters related thereto.

Our operating expenses during the first quarter of fiscal year 2006 were $112,866 compared to $76,066 during the same period of 2005. Again, this increase is primarily attributable to increased professional fees incurred in connection with the Company's Form 10SB filing with the SEC and matters related thereto.

Loss per common share for the three months ended September 30, 2005 was $ 0.24 as compared to a profit of $ 0.09 for the same period of the prior fiscal year. This decrease in profit per common share of $0.33 or 367% is attributable to the factors described above.

Liquidity and Capital Resources

General

As of September 30, 2005, we had $35,503 in cash and a working capital deficit of $505,606 We used $2,941 in operating activities for the three month period ended September 30, 2005.

Historically, we have depended on loans from our principal shareholders and their affiliated companies (such as Q Management, Inc.) to provide us with working capital as required. While we do not maintain any available lines of credit or other commitments of any kind from any financial institutions or third parties, Q Management, Inc. does maintain a working capital facility and from time to time utilizes that facility for our operations. Neither Q Management nor our stockholders are obligated to make any loans or advances to us and there can be no assurance that Q Management or our stockholders will continue making loans or advances to us in the future. As of September 30, 2005, we owed approximately $796,693 in the aggregate to our stockholders and other related parties. The shareholder loans are booked as long-term liabilities and the other related party loans are booked as current liabilities which are payable on demand.

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

Cash Flow Analysis

For the three months ended September 30, 2005 and September 30, 2004, our operating activities used $2,941 and generated $4,441 in cash, respectively. This change in cash flow generated from operations is primarily attributable to a decrease in accounts payable which is only partially offset by an increase in accounts receivable.

For the three months ended September 30, 2005 our financing activities provided $20,207 in cash and for the three months ended September 30, 2004 our financing activities used $3,396 of cash, respectively.

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

FINANCIAL RISKS

We have limited cash and if we are unable to raise more money we will be required to delay, scale back or eliminate our aspects of our business plan.

As of September 30, 2005, we had limited cash available to fund our operations. The amounts and timing of our expenditures will depend primarily on our ability to raise additional capital. We may seek to satisfy our future funding requirements through new offerings of securities or from other sources, including loans from our controlling stockholders and their affiliates. Additional financing may not be available when needed or on terms acceptable to us. We have no current commitment for additional financing. Unavailability of financing may require us to delay, scale back or eliminate some or all of our business plan. To the extent we raise additional capital by issuing equity securities, your ownership interest would be diluted.

We have a history of losses or minimal profitability.

We have incurred substantial accumulated deficits during the time we have operated the business ($3,973,277 as of September 30, 2005) and achieved net income of only $33,346 for fiscal year ended June 30, 2005 and net income of $30,800 in the fiscal year ended June 30 2004. There can be no assurance that we will be profitable in the future.

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

If a market in our stock is ever developed, our stock price may become highly volatile and the stock may be considered a penny stock. The likely market for our stock would be the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") or the "pink sheets". Many of the securities traded in these marketplaces are subject to significant volatility.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days of the filing of this Form 10-QSB, an evaluation was carried out under the supervision and with the participation of our management, including Peter Zachariou, our sole officer and director, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-QSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, Mr. Zachariou concluded that as of September 30, 2005, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal year covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBITS.

31* Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

o        Filed herein

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  November 10, 2005

                          PRIMA EASTWEST MODEL MANAGEMENT, INC.

                     By: /s/ Peter Zachariou
                        -------------------------------------
                        Name:  Peter Zachariou
                        Title: Chief Executive Officer, Chairman of the Board of
                               Directors, Treasurer and Secretary

                                  EXHIBIT INDEX

Exhibit
Number             Description
-------            -----------
31*                Certification of Principal Executive Officer and Principal
                   Financial Officer filed pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.

32*                Certification of Principal Executive Officer and Principal
                   Financial Officer furnished pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herein